Form 10QSB
period 1996-03-31
HIGHTEC INC
filed 1996-07-17
CIK 1004641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended March 31, 1996

        Commission file number 0-27344

                                 HIGHTEC, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                          52-0894692
   ------------------------------       ----------------------------
  (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification No.)

                  4190 Bonita Rd. Suite 105, Bonita CA 91902
       -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (619) 297-2717
       -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


       -----------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------   -------

As of March 31, 1996 Hightec, Inc. had 7,592,050 shares of common stock outstanding.

                                     ITEM 1

                              FINANCIAL STATEMENTS

                                  HIGHTEC, INC.
                           CONSOLIDATED BALANCE SHEET
                                                                 March 31,                 June 30,
                                                                   1996                      1995
                                                               -------------             -----------
                                                               (Unaudited)                 (Audited)

            ASSETS
CURRENT ASSETS:

   Cash                                                          $    24,762              $     3,542

PROPERTY AND EQUIPMENT,
  less $21,844, of accumulated depreciation                             --                       --
                                                                 -----------              -----------

                                                                 $    24,762              $     3,542
                                                                 ===========              ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Income taxes payable                                          $       800              $      --
                                                                 -----------              -----------

STOCKHOLDERS' EQUITY

Common Stock - $.001 par,
  50,000,000 shares authorized, 7,992,050
  issued and outstanding                                               7,592                    7,592

Paid in Capital                                                    1,534,951                1,534,951

Retained (Deficit)                                                (1,518,581)              (1,539,001)
                                                                 -----------              -----------

            TOTAL STOCKHOLDERS' EQUITY                                23,962                    3,542
                                                                 -----------              -----------

                                                                $     24,762              $     3,542
                                                                ============              ===========


   The accompanying notes are an integral part of these financial statements.

                                  HIGHTEC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         For the Three Months             For the Nine Months
                                            Ending March 31,                Ending March 31,              For the year
                                       ---------------------------      ---------------------------      Ending June 30,
                                          1996             1995           1996              1995              1995
                                       --------         ----------      --------           --------         ---------
                                              (Unaudited)                       (Unaudited)                (Audited)

REVENUES:
   Sales                               $ 25,784         $      470      $ 36,428           $ 31,320         $  31,562
   Cost of goods sold                     3,870                  -        13,128             22,613            26,505
                                       --------         ----------      --------           --------         ---------
            GROSS PROFIT                 21,914                470        23,300              8,707             5,057

OPERATING EXPENSES:
   General and administrative                73                 75         2,080                748             1,169
                                       --------         ----------      --------           --------         ---------

Income from operations                   21,841                395        21,220              7,959             3,888

TAXES ON INCOME                                                              800                800               800
                                       --------         ----------      --------           --------         ---------

            NET INCOME                 $ 21,841         $      395      $ 20,420           $  7,159        $    3,088
                                       ========         ==========      ========           ========        ==========

   The accompanying notes are an integral part of these financial statements.

                                  HIGHTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Common Stock
                                                Common Stock        Subscribed
                                           -------------------   ----------------      Paid in     Retained
                                             Shares     Amount   Shares    Amount      Capital      Deficit       Total
                                           ---------   ------    ------   -------   ----------   -----------    --------
Balance, June 30, 1993                     7,592,050   $7,592      --     $  --     $1,534,951   $(1,543,071)   $   (528)

Net income                                      --       --        --        --           --             982         982
                                           ---------   ------   -------   -----     ----------   -----------    --------

Balance, June 30, 1994                     7,592,050    7,592      --        --      1,534,951    (1,542,089)        454

Common stock subscribed,
   net of $5,500 in subscriptions
   receivable                                   --       --     400,000      --           --            --          --

Net income                                      --       --        --        --           --           3,088       3,088
                                           ---------   ------   -------   -----     ----------   -----------    --------

Balance, June 30, 1995                     7,592,050   $7,592   400,000      --     $1,534,951   $(1,539,001)   $  3,542
                                           ---------   ------   -------   -----     ----------   -----------    --------

Net income for period                           --       --        --        --           --          20,420      20,420
                                           ---------   ------   -------   -----     ----------   -----------    --------

Balance, March 31, 1996                    7,592,050   $7,592   400,000   $  --     $1,534,951   $(1,518,581)   $ 23,962
                                           =========   ======   =======   =====     ==========   ===========    ========

   The accompanying notes are an integral part of these financial statements.

                                  HIGHTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the Nine Months
                                                         Ending June 30,         For the year
                                                     -------------------------  Ending June 30,
                                                       1996             1995         1995
                                                     --------         --------     -----------
                                                            (Unaudited)            (Audited)
REVENUES:
   Net income                                       $ 20,420         $  7,159         $ 3,088

Increase (decrease) in:
   Taxes payable                                         800              800              --
                                                    --------         --------         -------

            NET CASH PROVIDED (ABSORBED)
              BY OPERATING ACTIVITIES                 21,220            7,859           3,088


NET INCREASE (DECREASE) IN CASH                       21,220            7,859           3,088

CASH, AT BEGINNING OF PERIOD                           3,542              454             454
                                                    --------         --------         -------
CASH, AT END OF PERIOD                              $ 24,762         $  8,413         $ 3,542
                                                    ========         ========         =======


   The accompanying notes are an integral part of these financial statements.

                                  HIGHTEC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY

         Hightec, Inc. (formerly Hightec Fund, Inc.) was incorporated under the laws of the state of Delaware on October 22, 1968. For the period from April 1973 to August 1994 the Company had no activity and its charter was voided by the state of Delaware. In August 1994 the Company's charter was revived.

         On April 9, 1995 the Board of Directors approved a name change from Hightec Fund, Inc. to Hightec, Inc.

         CONSOLIDATION

         The financial statements include the accounts of Hightec, Inc. and its wholly owned subsidiary Navmatic Corporation, Inc.

         ACQUISITION

         During May 1995 pursuant to an agreement between the Company and Navmatic Corporation, Inc., a Nevada Corporation, the Company acquired 100% of the outstanding stock of Navmatic Corporation, Inc. in exchange for 7,192,845 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interest.

         FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the activity of Hightec, Inc. and its wholly owned subsidiary Navmatic Corporation, Inc. for all periods presented.

         BUSINESS ACTIVITY

         The Company, since its acquisition of Navmatic Corporation, Inc. is in the business of manufacturing and selling the Navagator 360 Computer Numerical Control system to be retrofitted to hydraulically indexed machine tools.

         REVENUE AND COST RECOGNITION

         The Company recognizes sales revenues in full at the time of shipment. Cost of sales and general and administrative costs are charged to expense as incurred.

                                  HIGHTEC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major renewal and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. The cost and accumulated depreciation for fixed assets sold, retired, or otherwise disposed of are relieved from the accounts and resulting gains or losses are reflected in income. Depreciation is computed over the following estimated useful lives:

              Furniture              5-7 Years
              Equipment              5-7 Years

2.       PROPERTY AND EQUIPMENT

         Property and equipment consists of:

                                                                     For the nine                    For the year
                                                                     months ended                       ended
                                                                        March 31,                      June 30,
                                                                         1996                            1995
                                                                      -----------                      ---------
                                                                      (Unaudited)
                        Furniture                                      $  8,681                        $  8,681

                        Equipment                                        13,163                          13,163
                                                                       --------                        --------

                                    Total                                21,844                          21,844

                        Less accumulated depreciation                    21,844                          21,844
                                                                       --------                        --------

                                                                       $     -                         $      -
                                                                       ========                        ========

3.       SUBSCRIPTION RECEIVABLE

         During March, 1995 the Company issued 400,000 shares of its common stock to Malcolm Campbell, President of the Company, in exchange for a subscription receivable in the amount of $5,500. The subscription receivable bears interest at 8% and both principal and interest are due and payable March 31, 1997.

                                  HIGHTEC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.       INCOME TAXES

         The provision for income taxes consists solely of the $800 minimum California franchise tax.

         Provisions for income taxes is summarized as follows:

                                                                 For the Nine Months
                                                                   Ending March 31,                   For the Year
                                                                -------------------------            Ending June 30,
                                                                1996                 1995                1995
                                                                ----                 ----                ----
                        Current income taxes                    $800                 $800                $800
                        Deferred income taxes                      -                    -                   -
                                                                ----                 ----                ----

                        Provision for income taxes              $800                 $800                $800
                                                                ====                 ====                ====

     The Company's total deferred tax asset as of June 30, 1995 as follows:

                                                        1995
                                                       -----
                        Deferred tax assets            $ 520
                        Valuation allowance             (520)
                                                       -----
                        Net deferred tax asset         $   -
                                                       ======

         The Company has a net operating loss carryforward as of June 30, 1995 of approximately $ 1,303 which is available to offset future taxable income. The carryforwards expire as follows:

                          Amount               Expiration Date
                         -------               ---------------
                          $1,303                    2007

         In addition to the operating loss carryforward and the Company also has a capital loss carryforward of approximately $52,750 which can be used to offset future capital gains.

5.       CAPITAL STOCK

         In April 1995 the Company amended its Articles of Incorporation and increased the total number of shares of common stock authorized to 50,000,000 and changed the par value to $0.001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         INTRODUCTION

         Hightec, Inc. ceased operations in 1973 and, accordingly, had no revenues from operations until its merger with Navmatic Corporation and has had limited working capital reserves. The following discussion should be read while keeping in mind that on May 1, 1995, Hightec, Inc. recommenced operations with the reverse acquisition of Navmatic Corporation, a company which produces and sells numerical control systems for use with hydraulic machinery. Since the company has accounted for the acquisition as a recapitalization, the consolidated financial statements include the activity of Navmatic, which is a wholly owned subsidiary of Hightec, Inc. for all periods. Also, one should keep in mind that there was a corresponding change in control on May 1, 1995.

         LIQUIDITY OF CAPITAL RESOURCES

         Since inception, the Company has principally relied upon cash flow generated from its operations.

         The Company presently has sufficient assets and cash for its present level of operations for the foreseeable future.

         RESULTS OF OPERATIONS

         The Company showed a profit of $20,420 for the first nine months of the fiscal year ended March 31, 1996 as compared to a profit of $7,159 for the same period in 1995. The Company expects to remain profitable for the year since the Company is quoting on several bids.

                               THREE MONTHS ENDED


                                                     March 31, 1996                      March 31, 1995
                                                     --------------                      --------------
              Sales                             $25,784           100%               $  470           100%
              Cost of Goods Sold                  3,870            15%                   -              -%
                                                -------          -----               ------           ----
              GROSS PROFIT                       21,914            85%                  470           100%
              Operating Expenses                     73             -%                   75            16%
                                                -------          -----               ------           ----
              INCOME FROM OPERATIONS             21,841            85%                  395            84%

         In the third quarter the Company has increased sales over the same quarter in 1995 of $25,314 (5,486%) and an increase in income from operations of $21,446 (5,429%).

                                  HIGHTEC, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1996

PART II                 OTHER INFORMATION

Item 1                  Legal Proceedings - None

Item 2                  Changes in Securities - None

Item 3                  Defaults Upon Senior Securities - None

Item 4                  Submission of Matters to a Vote of Security Holders - None

Item 5                  Other Information - None

Item 6                  Exhibits and Reports on Form 8-K:

                        a)          No exhibits are filed as part of this report

                        b)          Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HIGHTEC, INC

Date:  July 16, 1996                        /s/ Malcolm D. Campbell
       -----------------------              ----------------------------------
                                            Malcolm D. Campbell
                                            President and CFO