Form 10KSB
period 1996-06-30
HIGHTEC INC
filed 1996-10-07
CIK 1004641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required)
For the fiscal year ended June 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required)
For the transition period from ___________ to ___________

                         Commission File Number 0-27344

                                  HIGHTEC, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             52-0894692
(State or other jurisdiction of                            (IRS Employer ID No.)
 incorporation or organization)

                           4190 Bonita Rd., Suite 105
                                Bonita, CA 91902
                    (Address of principal executive offices)

                                 (619) 297-2717
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $0.001 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES _X_ NO___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S- K(229.405 of this chapter) is not contained herein, and will not be contained, the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

        State issuer's revenues for its most recent fiscal year. $61,373

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

                               September 23, 1996.
                       399,205 shares at $0.50 = $199,603

                                   FORM 10-KSB

                                      INDEX

PART I

Item 1.        DESCRIPTION OF BUSINESS........................        3
                      Background of the Company...............        3
                      Business Description....................        3
                      Competition.............................        7
                      Manufacturing practices/source of supply        7
                      Method of Sales and Distribution........        8
                      Research and Development                        8
                      Employees...............................        8

Item 2.        DESCRIPTION OF PROPERTY........................        9

Item 3.        LEGAL PROCEEDINGS..............................        9

Item 4.        SUBMISSION OF MATTERS TO A VOTE
               OF SECURITIES STOCKHOLDERS.....................        9

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS................        9

Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS..........................        9
                      Introduction............................        9
                      Liquidity and Capital Resources.........       10
                      Results of Operations...................       10

Item 7.        FINANCIAL STATEMENTS...........................       11

Item 8.        CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................       11

PART III

Item 9.        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; REGISTRANT COMPLIANCE
               WITH SECTION 16(A) OF THE EXCHANGE ACT.........       11

Item 10.       EXECUTIVE COMPENSATION.........................       15

Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT..........................       15

Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.       16

Item 13.       EXHIBITS AND REPORTS ON FORM 8-K...............       16
                      Exhibits................................       16
                      Reports on Form 8-K.....................       16

SIGNATURES....................................................       28

LIST OF SUBSIDIARIES..........................................       29

INDEX TO EXHIBITS.............................................       30

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

        By an action of Shareholders effective on the 31st day of March, 1995, the Company's name was changed to Hightec, Inc.

        The Company was originally organized on October 22, 1968 to act as a registered investment company. This plan was abandoned in 1970.

        On May 1, 1995, the Company acquired its wholly-owned subsidiary, Navmatic Corporation, a Nevada corporation in a tax-free exchange of stock. The Company, which previously had 799,205 shares outstanding, exchanged 7,192,845 shares of its common stock for all of the outstanding stock of Navmatic Corporation (2000 shares of common stock).

BUSINESS DESCRIPTION

        The Company manufactures and sells the NAVIGATOR 360 (the "Navigator") Computer Numerical Control ("CNC") system to be retrofitted to hydraulically indexed machine tools. The unpatented Navigator technology is wholly owned subject to a 5% royalty to Exten Industries, Inc., payable on sales through January, 1997, and a 5% royalty to E.T.C., Inc., payable on all future sales. The sales price of a typical system is between $40,000 and $60,000.

        The Navigator system is the only system in production capable of accurately controlling three-dimensional contours on hydraulic machines. Cost considerations make it especially applicable to the very large hydraulic mills manufactured from the turn of the century through the 1950's. Customers have reported recapture of the entire cost of a Navigator-equipped machine in as little as three months.

        The NAVIGATOR 360 technology was developed in 1985 by Electronic Technology Corporation (E.T.C.) to fill the need within the machine tool industry for simultaneous multiple-axis computer control of very large hydraulically-driven machines. This successful development followed a decade of attempts by others to reduce the high cost and improve the output quality of manual operation of these machines. The first prototype was put in operation in 1985 and the first optimized system was sold in 1987.

        Since acquiring the Navigator technology in May of 1992, the Company's wholly-owned subsidiary, Navmatic Corporation, has reorganized manufacturing, installation and services procedures to minimize cost and maximize response to the customer's needs. Navmatic currently handles sales and customer support in-house while sub-contracting system design, fabrication and installation. To stimulate sales, the company has embarked on a program to lower the retail system sales price by lowering the cost of the hydraulic control components supplied with the Navigator 360 package. A new servo valve and manifold configuration, which will reduce the total system cost by 15 - 20%, are currently under development.

        No single supplier is critical to the Company's operation.

        The Company primarily markets, designs, quotes, sells and services Navigator 360 systems. The needs of a potential customer are analyzed, a system is designed, costs are compiled and quotes are generated in-house. If the sale is made, purchase orders are placed for off-the-shelf and custom-fabricated components, and a contract is awarded to a sub-contractor for assembly and check-out of the system which the Company oversees. On approval by the Company, the assembler, packages and ships the system. This contractor also supplies complete as-built drawings for each system while the Company generates and updates installation and service manuals. If installation is to be provided by the Company, a contract is awarded to an installer. The recent upswing in commercial aircraft and automotive sales, which has stimulated the machine tool industry, is expected to also result in an increase in Navigator sales. Exploration of overseas markets have recently begun.

        Installations of the Navigator 360 system have been successful on a wide variety of machines employed to produce products from military and commercial aircraft structural components to automotive production, sheet metal dies to industrial air conditioning compressors. Of the twenty-one systems listed below, six were installed between 1992 and 1996.

        Installations of record include:

               Acro Tech PF Industries
               Kirkland, WA
               Openside planer conv. 48x148, 1-spindle, 20HP

               Acro Tech PF Industries
               Kirkland, WA
               Planer profiler 53x168, 1-spindle, 20HP

               Damar Machine Co.
               Monroe, WA
               Box planner, 14'

               Damar Machine Co.
               Monroe, WA
               Cincinnati planer profiler 60x168, 20HP closed column

               Demmer Tool and Die Corp.
               Lansing, MI
               Cincinnati Hydrotel 48x168, 1-spindle, 50HP

               Frakes Aviation
               Cleburne, TX
               Cincinnati Hydrotel 30x120

               Freemont Plastic Mold
               Freemont, OH
               Cincinnati Hydrotel 16x30, 1-spindle, 5HP

               GEA Rainey
               Catoosa, OK
               P&W profiler, multi-spindle

               GEA Rainey
               Catoosa, OK
               P&W Wilson bridge profiler, 6-spindle (2)

               Kaamen Die Sinking
               North Vernon, IN
               Cincinnati Hydrotel 28x120, 1-spindle, 20HP

               Le Gobel Co.
               Brea, CA
               Arrow airframe profiler 52x148, 1-spindle, 15HP

               MART
               Montreal, QB
               Cincinnati Hydrotel 28x120, 3-spindle

               Marvin Engineering
               Inglewood, CA
               Cincinnati 30x120 Hydrotel, 3-spindle, 20HP

               Marvin Engineering
               Inglewood, CA
               Frost profiler 36x168 ram type, 2-spindle, 20HP

               Marvin Engineering
               Inglewood, CA
               P&W Wilson profiler, 36x144, 4-spindle, 40HP

               Matrix Tool & Die
               Bryan, OH
               Rambaudi RAMCOP 1000 profiler, 40x16x20, 8 spindle

               Mikol Missel Air
               Gardena, CA
               Gray planer profiler, 48x264, 1 spindle, 15HP

               Paragon Precision Products
               Valencia, CA
               Cincinnati Hydrotel, 3-spindle

               Park Engineering Co.
               Buena Park, CA
               Cincinnati 30x120 Hydrotel, 3-spindle, 20HP

               Park Engineering Co.
               Buena Park, CA
               Cincinnati Hydrotel 3-spindle, 20HP

               The 21 installations listed above represent 14 customers, 7 of which re on the west coast. Most of these are primarily involved in the production of parts for the aviation industry which is concentrated in the West. Those in the Mid-West are primarily producers of automotive dies and parts.

COMPETITION

        The Company's NAVIGATOR 360 control system is the only system known to be on the market with which a hydraulically- driven machine can produce low-tolerance, three-dimensional computer controlled contours. The alternative is to convert the hydraulic machine to electric motor and ball screw drive. However, a typical conversion costs two to three times the cost of a Navigator installation and requires a machine down time of several months compared to the two to three weeks required for a Navigator installation. In addition, removal of the hydraulic drives severely reduces the output capacity of many machines.

MANUFACTURING PRACTICES/SOURCE OF SUPPLY

        Each Navigator system is custom-designed to meet the customer's requirements. All necessary system components are then purchased from manufacturers, either as off-the-shelf or built-to-spec items. The system is then assembled and tested by a subcontractor who also supplies as-built drawings. Following acceptance of the test results by the Company, the subcontractor packages and ships the system directly to the customer.

        The Company does no installation. Depending on the customer's situation, the Company may arrange for a complete turnkey installation by an experienced installer or supply the customer with the engineering and technical input necessary for the customer to successfully accomplish the installation on its own. In any event, the sales price always includes final checkout and adjustment of the system by the Company. None of the individual parts are unique and are available from numerous suppliers.

METHOD OF SALES AND DISTRIBUTION

        Sales are handled directly by the Company. Leads are generated through advertisements in National industry publications and contacts with the retrofitting community.

        No distribution network is involved, although some sales are made to installers who then resell the system with installation as a package to the end user.

RESEARCH AND DEVELOPMENT

        The Company currently spends no funds for research and development. To date, expenses for evaluation of a new hydraulic valve design have been borne by the potential vendor. The Company plans to incur no significant expense in the development of a lower-cost valve. It is expected that a vendor's stock valve can be modified to meet the Company's requirements and that the cost of engineering and testing will be borne by the vendor. The reduced cost will be the result of using a valve which is a modified production unit rather than a custom unit built totally to the Company's specifications as is now the case.

        The Company is not actively considering the acquisition of other products at this time.

EMPLOYEES

        The Company has no paid or commissioned sales staff. The cost of marketing is solely in the cost of advertising. Mr. Campbell's profit-based consulting fee is the only regular compensation paid to officers.

                         ITEM 2. DESCRIPTION OF PROPERTY

        The Company owns no real property. It maintains an address rent free from EFM Venture Group, Inc. at 4190 Bonita Road, #105, Bonita, California 91902. This office is primarily for the delivery of mail.

        The Company's subsidiary, Navmatic Corporation rents office space for its administrative operation for $50 per month, on a month to month basis, from Mr. Malcolm Campbell at 3756 Pioneer Place, San Diego, California 92103.

                            ITEM 3. LEGAL PROCEEDINGS

        There are no legal proceedings involving the Company.


              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                                  STOCKHOLDERS

        There were no matters submitted to the shareholders during the fourth quarter.

                                     PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

        The Company's common stock was approved for listing on the NNOTC on September 20, 1996 under the symbol "HTEH". As of September 27, 1996 there were no known trades. The stock was quoted $0.25 bid and $0.75 asked. On September 27, 1996 there were 23 stockholders of record.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

INTRODUCTION

        Hightec, Inc. ceased operations in 1973 and, according, had no revenues from operations until it's merger with Navmatic Corporation and has had limited working capital reserves. The following discussion should be read while keeping in mind that on May 1, 1995, Hightec, Inc. recommenced operations with the reverse acquisition of Navmatic Corporation, a company which produces and sells numerical control systems for use with hydraulic machinery. Since the Company has accounted for the acquisition as a recapitalization, the consolidated financial statements include the activity of Navmatic, which is a wholly owned subsidiary of Hightec , Inc., for all periods. Also, one should keep in mind that there was a corresponding change in control on May 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has principally relied upon the cash flow generated from its operations for working capital. Additional capital has been provided by the original investors and, more currently, from the shareholders of the wholly owned subsidiary, Navmatic Corporation.

        Net income of $13,000 was generated by the Company for the year ended June 30, 1995, and $2,645 in cash was absorbed by operations. The Company can continue to finance operating activities at the present time in this manner. Down payments from orders are sufficient to provide the necessary working capital to deliver the product.

RESULTS OF OPERATIONS

        For the Year Ended June 30, 1996 as Compared to the Year Ended June 30, 1995

        Revenues increased by $29,891 (94.5%) from $31,562 for the year ended June 30, 1995 (FY 1995) to $61,373 for the year ended June 30, 1996 (FY 1996).
This increase was due to the fact that the Company had substantially larger contracts during FY 1996 versus FY 1995.

        As discussed above under "BUSINESS DESCRIPTION", revenues may be expected to increase through ongoing operations and increases as the machine tool industry continues to expand. In addition, the Company expects increases in its service and maintenance contracts. The Company is expecting to capitalize on its newer low cost system of machining for smaller machine shops.

        Cost of goods sold increased by $17,766 (67.0%) from $26,505 in FY 1995 to $44,271 in FY 1996 due to increased sales. As a percentage of revenues, cost of goods sold decreased from 83.9% in FY 1995 to 72.1% in FY 1996 due to lower negotiated costs of hardware increased system sales prices.

        Operating expenses increased from $1,169 in FY 1995 to $2,320 in FY 1996. However, operating expenses as a percentage of revenues remained essentially constant, equalling 3.7% in FY 1995 and 3.8% in FY 1996.

        The Company's business is sensitive to the manufacturing cycle in the United States, especially to the military and aircraft segment. The Company is also affected by the general long-term decrease in heavy manufacturing in the United States. However, the Company believes that its increase in the sale of services is an indication that work in the shops for which the Navigator system is appropriate is on an up cycle.

        The Company expects an increase in sales when work is completed on a new valve which could be the basis for a lower-cost system more attractive to the smaller machine shops.

        The Company continues to generate sufficient cash for the current and foreseeable future needs from profits.

                          ITEM 7. FINANCIAL STATEMENTS

        The full text of the Company's audited financial statements for the fiscal year ended June 30, 1996 begins on page 17 of this Report.

               ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

        There were none.

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; REGISTRANT COMPLIANCE WITH SECTION 16(A) OF THE
                                  EXCHANGE ACT

        The directors and Officers of the Company, all of those whose terms will expire one year from there election, or at such a time as their successors shall be elected and qualified are as follows:

                  NAME AND ADDRESS            AGE    TITLE
                  ----------------            ---    -----
                  Malcolm D. Campbell          61    President/CFO/Director
                  3756 Pioneer Place
                  San Diego, CA 92103

                  Barry D. Russell             62    Director
                  1234 W. 7th Ave., #3
                  Vancouver, BC V6H1B6

                  Arlen O. Barksdale, Ph.D.    51    Director/Secretary
                  1136 Lime Place
                  Vista, CA  92083

        Resumes of the Directors and Officers of the Company are:


                  MR. MALCOLM D. CAMPBELL was elected President, CFO and Director of Hightec, Inc. on May 30, 1995 and currently serves in those capacities. He is also an Officer and Director of the Company's wholly-owned subsidiary, Navmatic Corporation, having been President from September, 1982 to May, 1992, Director from September, 1982 to present, and Secretary and Vice President from May, 1992 to present.

                  He served as Director of Exten Industries from December, 1990 to May, 1994, as President and CEO from November 1992 to February 1994, as CFO from February, 1994 to May, 1994 and as Secretary from February, 1994 to October, 1994. Exten Industries is a publicly-held holding corporation. He also served as Director, Secretary and Vice President of Technology of Exten's bio-tech subsidiary, Xenogenex, from April, 1992 to October, 1994, from April, 1994 to October, 1994 and December, 1992 to October, 1994, respectively. Xenogenex's business is the development of a synthetic bio-liver.

                  Mr. Campbell has held management positions in numerous start-up and turn-around small businesses including:
                  Operations Manager of XXSYS, a publicly-traded composite material application developer; President and Director of PDI International, which markets U.S. technology overseas; President, CEO and Director of Composites Technology, Inc., an instrument manufacturer; CEO, Director and Operations Manager of Syscor, Inc., a security systems provider; and President and Director of Twentieth Century Investments, Inc., a blind pool/blank check company.

                  From 1957 to 1981, Mr. Campbell was employed by the Convair-Astronautics Division of General Dynamics Corporation as a Research Scientist and Group Engineer, where he managed research laboratories employing up to 20 persons with an annual budget in excess of $2,500,000. He is recognized throughout the aerospace industry as an expert on materials testing and the design of cryogenic instrumentation. He was first to successfully measure the thermal expansion coefficients of "zero expansion" pseudo-isotropic graphite-epoxy laminates for optical structure applications in space and operated the industry's first indoor liquid hydrogen research facility.

                  Mr. Campbell received a Bachelor of Science degree from Bethany College, Bethany, West Virginia, in physics and mathematics in 1957.

                  He is the author of approximately 300 technical articles, books, and papers.


                  MR. BARRY D. RUSSELL was elected a Director and Secretary of Hightec, Inc. on September 5, 1995, and currently serves in that capacity.

                  From 1988 to 1991, he was President and Chief Executive Officer of Bowne of Vancouver, Inc. and a Director of Bowne of Canada, Inc. Both companies are wholly-owned subsidiaries of Bowne and Co., the leading international financial printing company. Bowne and Co. is listed on the American Stock Exchange.

                  Mr. Russell was the owner and Manager of Pola Graphics Ltd., a premier typesetting company from 1975 to 1988; the controlling shareholder of Infocorp Financial and Security Printing Corp. from 1984 to 1988, and the controlling shareholder of Wesmin Graphics, Inc., a commercial printing company from 1983 to 1988. All three companies were acquired by Bowne of Canada, Inc., in 1988.

                  He acquired control of Vancouver's Business Report, a monthly business magazine published in Vancouver. In 1978 he became a member of the Washington, D.C. based Typographers International Association and served as a member of the Executive Board of the Western Chapter from 1980 to 1985. In 1981, Mr. Russell was elected to the Board of Directors and appointed Chairman of the Board of First Entertainment Corporation, a public company newly listed for trading on the Vancouver Stock Exchange. In 1991, Mr. Russell assumed the additional duties of President and Chief Executive Officer.


                  DR. ARLEN O. BARKSDALE was elected a Director of Hightec, Inc. on September 5, 1995, and currently serves in that capacity.

                  Since 1991, he has been President and Chief Executive Officer of Pyramid Graphics and Printing which targets the institutional and health care sector through supply and distribution channels. From 1990 to 1991, he was Chief Operations Officer of AbuKhalaf & Sons, Amman Jordan, a Maquiledore manufacturer of high-volume OEM computer assemblies in Mexico with a target export market of $15M.

                  Dr. Barksdale was Professor and Dean of National University's School of Computer Science and Engineering from 1988 to 1990, serving at campuses in San Diego, Los Angeles, Orange County, Las Vegas and Costa Rica. In this position, he developed advertising and marketing and curriculum for Telecommunications, Computer and Information Science, Manufacturing Engineering and Software Engineering Programs. He also interfaced with health care providers on telecommunication, networks, analysis and treatment equipment as well as specialized scheduling software.

                  From 1985 to 1988 he was President and Chief Executive Officer of Petrocast, Dallas, Texas, a developer of high-tech equipment, systems and processes for the health care industry. He was President and Technical Operations Manager of Skytec Systems, Dallas, Texas, a manufacturer of TVRO microwave systems, from 1980 to 1985; President and Chief Operating Officer, Sales and Marketing, of Cory Enterprises, Ft. Worth, Texas, a manufacturer of mechanical and electrical assemblies from 1977 to 1980; and Director of Operations of Texas Instruments, Dallas, Houston, Lubbock and Sherman, Texas and Bedford England operations where he supplied marketing, advertising and technical support for high volume manufacturing of calculator and computer products.

                  He was a Postdoctoral Fellow M.D., Anderson Cancer Research Institute, Materials Science Dep't., Rice University; AEC Research Fellow, Physics Dep't., Rice University; Engineering Technician, Bell Helicopter; Production Planner, Ling Temco Vought; and Machinist/Draftsman, Chicago Pneumatic.

                  Dr. Barksdale received an A.A. in Biology and Math from Weatherford College in 1967, a B.S. in Physics, Math and Chemistry from the University of Texas in 1969, an M.A. in Physics (Solid State) from Rice University in 1972; and a Ph.D. in Physics (Solid State) from Rice University in 1973. He has received numerous honors from academic institutions and national organizations.

                         ITEM 10. EXECUTIVE COMPENSATION

        Mr. Malcolm D. Campbell, President/Director, receives 20% of gross profit from sales. His total remuneration in the fiscal year ending June 30, 1996 was $120. No other Officer or Director of the Company receives any remuneration from the Company.

        There is no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

        No remuneration other than that reported in this item is proposed to be paid in the future directly or indirectly by the Company to any Officer or Director under any plan which is presently existing. No options have been granted.

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation             Long-term Compensation
                     --------------------------    ---------------------------------
  Name       Year    Salary    Bonus     Other     Restricted    Options/     LTIP      All other
  and                  ($)      ($)     annual        Stock        SARs      payouts     compen-
Principle                               compen-     Award(s)       (#)         ($)       sation
Position                                sation         (#)                                 ($)
                                          ($)
---------    ----    ------    -----    -------    ----------    --------    -------    ---------
Malcolm      1996       0        0        120.          0           0           0           0
Campbell
 (CEO)

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

        As of November 15, 1995, the following persons were known by the Company to own, of record beneficially, 5% or more of the Company's common stock:

               Name and Address        Title Or     Type of      Amount      Percentage
                                        Class      Ownership     Owned         Owned
               ----------------        --------    ---------    ---------    ----------
               EFM Venture Group(1)     Common       Record     3,596,423        45%
               505 Camino Elevado
               Bonita, CA 91902

               Complete Security        Common       Record     3,996,422        50%
               Service Defined
               Benefits Pension
               Trust(2)
               3756 Pioneer Place
               San Diego, CA 92103

               -----------------

               (1) EFM Venture Group, Inc., a California Corporation, is owned one-third each by Edward F. Myers III, Shari Myers Sapp and Dr. and Mrs. Edward F. Myers. Dr. Myers is a Director of Navmatic Corporation. (2) Malcolm D. Campbell is Trustee of the Trust. He serves as President, CFO and Director of Hightec and President and Director of Navmatic Corporation. Mr. Campbell may be deemed "parent" of the Company as defined by the Securities and Exchange Commission.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 31, 1995, the Company sold 400,000 shares of common stock to its president, Malcolm D. Campbell, for $5,500. The sale was made as a non-public offering in reliance on Section 4(2) of the Securities Act of 1933 as amended.

        On May 1, 1995 the Company issued 7,192,845 shares of its common stock to the two stockholders of Navmatic Corporation, EFM Venture Group, Inc. (3,596,423) and Mr. and Mrs. Malcolm Campbell (3,596,422), in exchange for all of the outstanding shares of Navmatic Corporation (2000 common shares). The exchange was made as a non public offering in reliance on Section 4(2) of the Securities Act of 1933 as amended.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The following exhibit documents are included by reference to the Company's Form 10-SB Amendment Number 2:

               (2)   Plan of acquisition.
               (3) i Articles of incorporation
               (3)ii By-laws
               (21)  Subsidiaries of the registrant

        The following exhibits are included with this filing:

               (24)  Consent of Auditor.
               (27)  Financial Data Schedule

REPORTS ON FORM 8-K

        There were none.

                                  HIGHTEC, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995

                                  HIGHTEC, INC.
                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Independent Auditor's Report ............................................    F-3

Balance Sheet ...........................................................    F-4

Statements of Operations ................................................    F-5

Statement of Changes in Stockholders' Equity ............................    F-6

Statements of Cash Flows ................................................    F-7

Notes to Consolidated Financial Statements ..............................    F-8

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF HIGHTEC, INC.:

We have audited the accompanying consolidated balance sheet of Hightec, Inc. as of June 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hightec, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Harlan & Boettger

Harlan & Boettger, CPA's
August 13, 1996

                                  HIGHTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
          ASSETS
CURRENT ASSETS
  Cash                                              $       897     $     3,542
  Accounts receivable                                    24,945              --
  Interest receivable                                       513              --
  Inventory                                               3,100              --
                                                    -----------     -----------
          TOTAL CURRENT ASSETS                           29,455           3,542

PROPERTY AND EQUIPMENT,
  less $21,844 of accum. depreciation (Note B)               --              --
                                                    -----------     -----------
                                                    $    29,455     $     3,542
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $    11,106     $        --
  Income tax payable                                      2,295             488
                                                    -----------     -----------
          TOTAL LIABILITIES                              13,401             488

  STOCKHOLDERS' EQUITY
    Common stock, $.001 par value,
    50,000,000 shares authorized,
    7,992,050 shares issued and outstanding               7,992           7,992

  Paid in capital                                     1,540,051       1,540,051

  Less stock subscription receivable (Note C)            (5,500)         (5,500)

  Retained deficit                                   (1,526,489)     (1,539,489)
                                                    -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                           16,054           3,054
                                                    -----------     -----------
                                                    $    29,455     $     3,542
                                                    ===========     ===========

         The accompanying notes are an integral part of this statement.

                                  HIGHTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the year ended June 30,
                                                    ----------------------------
                                                       1996              1995
                                                    ----------        ----------
REVENUES
    Sales                                           $   61,373        $   31,562

COST OF GOODS SOLD                                      44,271            26,505
                                                    ----------        ----------
GROSS PROFIT                                            17,102             5,057

OPERATING EXPENSES                                       2,320             1,169
                                                    ----------        ----------
INCOME FROM OPERATIONS                                  14,782             3,888

OTHER INCOME (EXPENSES)
  Interest income                                          513                --
                                                    ----------        ----------
INCOME BEFORE TAXES                                     15,295             3,888

Income Taxes (Note D)                                    2,295               488
                                                    ----------        ----------
NET INCOME                                          $   13,000        $    3,400
                                                    ==========        ==========
NET INCOME PER SHARE                                $    0.002        $   0.0004
                                                    ==========        ==========
AVERAGE COMMON SHARES OUTSTANDING                    7,992,050         7,326,046
                                                    ==========        ==========

         The accompanying notes are an integral part of this statement.

                                  HIGHTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                                                         Common Stock
                                   Common Stock           Subscribed
                                -------------------    ----------------    Paid in       Retained
                                  Shares     Amount     Shares   Amount    Capital        Deficit        Total
                                ---------    ------    -------   ------   ----------    -----------     --------
BALANCE, JUNE 30, 1994          7,592,050    $7,592         --    $ --    $1,534,951    $(1,542,889)    $   (346)

Issues 400,000 shares of
  Common stock net of
  $5,500 in subscriptions
    receivable                         --        --    400,000     400         5,100             --        5,500

Net income for year                    --        --         --      --            --          3,400        3,400
                                ---------    ------    -------    ----    ----------    -----------     --------
Less subscription receivable           --        --         --      --            --         (5,500)          --
                                ---------    ------    -------    ----    ----------    -----------     --------
BALANCE, JUNE 30, 1995          7,592,050     7,592    400,000     400     1,540,051     (1,539,489)       3,054

Net income for year                    --        --         --      --            --         13,000       13,000

BALANCE, JUNE 30, 1996          7,592,050    $7,592    400,000    $400    $1,540,051    $(1,526,489)    $ 16,054
                                =========    ======    =======    ====    ==========    ===========     ========

         The accompanying notes are an integral part of this statement.

                                  HIGHTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the year ended June 30
                                                      --------------------------
                                                          1996            1995
                                                        --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                     $ 13,000        $ 3,400

  Adjustments to reconcile net
   income to net cash provided by
  operating activities:
      Change in accounts receivable                      (24,945)            --
      Change in interest receivable                         (513)            --
      Change in accounts payable                          11,106             --
      Change in income tax payable                         1,807           (312)
      Change in inventory                                 (3,100)            --
                                                        --------        -------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                            (2,645)         3,088
                                                        --------        -------
NET INCREASE (DECREASE) IN CASH                           (2,645)         3,088

CASH, BEGINNING OF PERIOD                                  3,542            454
                                                        --------        -------
CASH, END OF PERIOD                                     $    897        $ 3,542
                                                        ========        =======

         The accompanying notes are an integral part of this statement.

                                  HIGHTEC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995

A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        CONSOLIDATION

        The financial statements include the accounts of Hightec, Inc. and its wholly owned subsidiary Navmatic Corporation (together, the "Company"). All intercompany transactions have been eliminated in consolidation.

        COMPANY

        Hightec Fund, Inc. was incorporated under the laws of the state of Delaware in October, 1968. During March, 1995 the Board of Directors changed the name from Hightec Fund, Inc. to Hightec, Inc.

        Hightec, Inc. was inactive until May 21, 1995 on which date it acquired Navmatic Corporation ("Navmatic") in a reverse acquisition. The historical financial statements of the Company presented include the financial condition and results of operations of Navmatic for all reported periods.

        ACQUISITION

        During May 1995, pursuant to an agreement between Hightec, Inc. and Navmatic Corporation, Hightec, Inc. acquired Navmatic in a reverse acquisition. Hightec, Inc. issued 7,192,845 shares of common stock for all of the outstanding shares of Navmatic. Because Hightec, Inc. was inactive prior to the acquisition, this acquisition has been accounted for as a recapitalization of the Company's stockholders' equity rather than as a business combination.

        BUSINESS ACTIVITY

        The Company, through its wholly owned subsidiary is in the business of manufacturing and selling the Navigator 360 Computer Numerical Control system to be retrofitted to hydraulically indexed machine tools.

        BASIS OF ACCOUNTING

        The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses

                                  HIGHTEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (CONTINUED)

        during the reporting periods. Actual results could differ from those estimates.

A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        REVENUE AND COST RECOGNITION

        The Company recognizes sales revenues in full at the time of shipment. Cost of sales and general and administrative costs are charged to expense as incurred.

        INVENTORY

        Inventory consists of raw materials and is stated at lower of cost (using the first-in, first-out method) or market.

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

                  Furniture                               5-7 Years
                  Equipment                               5-7 Years

        INCOME TAXES

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset federal income taxes.

                                  HIGHTEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (CONTINUED)

B.      PROPERTY AND EQUIPMENT

        Property and Equipment consists of:

                                               June 30,
                                          ------------------
                                            1996       1995
                                          -------    -------
                      Furniture           $ 8,681    $ 8,681

                      Equipment            13,163     13,163
                                          -------    -------
                             Total         21,844     21,844

                      Less Accumulated
                        Depreciation       21,844     21,844
                                          -------    -------
                      Net Property and
                        Equipment         $    --    $    --
                                          =======    =======

C.      SUBSCRIPTION RECEIVABLE

        During March, 1995 the Company issued 400,000 shares of its common stock to Malcolm Campbell, president of the Company, in exchange for a subscription receivable in the amount of $ 5,500. The subscription receivable bears interest at 8% and both principal and interest are due and payable March 31, 1997. Accordingly, the subscribed stock is reflected in the accompanying financial statements as a separate component of stockholder's equity, net of any subscriptions receivable.

D.      INCOME TAXES

        The provision for income taxes for the years ended June 30, 1996 and 1995 is summarized as follows:

                                                      Year ended June 30,
                                                      -------------------
                                                         1996     1995
                                                        ------    ----
                      Current income taxes - federal    $2,295    $488
                      Deferred income taxes                 --      --
                                                        ------    ----
                      Provision for income taxes        $2,295    $488
                                                        ======    ====

                                  HIGHTEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                   (CONTINUED)

        The Company has a capital loss carryforward of approximately $ 52,750 which can be used to offset future capital gains.

F.      CAPITAL STOCK

        In April 1995 the Company amended its Articles of Incorporation and increased its total number of shares of common stock authorized to 50,000,000 and changed the par value per share to $0.001.

G.      LEASE COMMITMENTS

        The Company has no lease commitments for offices as of June 30, 1996. The Company rents its offices under a month to month rental agreement.

H.      SUPPLEMENTAL CASH FLOW INFORMATION:

        Supplemental disclosures of cash flows for the years ended June 30, 1996 and 1995 are summarized as follows:

                                                      June 30,
                                                    ------------
                                                    1996    1995
                                                    ----    ----
                      Cash Paid for income taxes    $488    $ --
                                                    ====    ====

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the resistrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of September, 1996.

                                  HIGHTEC, INC.

                           By: /s/ Malcolm D. Campbell
                               -----------------------
                               Malcolm D. Campbell
                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                     Title                               Date
        ---------                     -----                               ----
/s/ Malcolm D. Campbell      President, CFO, Director                   09/23/96
-----------------------
Malcolm D. Campbell

/s/ Barry D. Russell         Director                                   09/23/96
-----------------------
Barry D. Russell

/s/ Arlen O. Barksdale       Secretary, Director                        09/23/96
-----------------------
Arlen O. Barksdale

                              LIST OF SUBSIRIARIES

As of September 23, 1996, registrant had one subsidiary, Navmatic, Inc.

                                INDEX TO EXHIBITS

Exhibit No.                  Description of Exhibit                        Page
-----------                  ----------------------                        ----
24                         Consent of Harlan & Boettger                     31

27                         Financial Data Schedule                          32