Form 10QSB
period 1996-09-30
HIGHTEC INC
filed 1996-11-14
CIK 1004641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

       (Mark One)
       /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended   September 30, 1996
                                        ------------------

       Commission file number             0-27344
                              -------------------------------------------------
                                  Hightec, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                    52-0894692
------------------------------------------------------- -----------------------
        (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

                 4190 Bonita Rd, Suite 105, Bonita, CA 91902
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                 (619) 297-2717
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes   /X/       No   / /


As of November 1, 1996, Hightec, Inc. had 7,992,050 shares of common stock outstanding.

                                     ITEM 1

                              FINANCIAL STATEMENTS

                                  HIGHTEC, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                        September 30,    June 30,
                                                                           1996            1996
                                                                        -------------    --------

            ASSETS
CURRENT ASSETS
  Cash                                                                   $      4,590    $      897
  Accounts receivable                                                              --        24,945
  Interest receivable                                                             623           513
  Inventory                                                                     3,100         3,100
                                                                         ------------    ----------
            TOTAL CURRENT ASSETS                                                8,313        29,455

  PROPERTY AND EQUIPMENT,
     less $21,844, of accumulated depreciation (Note B)                            --            --
                                                                         ------------    ----------

                                                                         $      8,313    $   29,455
                                                                         ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                       $         --    $   11,106
  Income tax payable                                                            1,341         2,295
                                                                         ------------    ----------
            TOTAL LIABILITIES                                                   1,341        13,401

  STOCKHOLDERS' EQUITY
  Common stock, $.001 par value,
  50,000,000 shares authorized,
  7,992,050 shares issued and
  outstanding                                                                   7,992         7,992

  Paid in capital                                                           1,540,051     1,540,051

  Less stock subscription receivable (Note C)                                  (5,500)       (5,500)


  Retained deficit                                                         (1,535,571)   (1,526,489)
                                                                         ------------    ----------

     TOTAL STOCKHOLDERS' EQUITY                                                 6,972        16,054
                                                                         ------------    ----------

                                                                         $      8,313    $   29,455
                                                                         ============    ==========

                                  HIGHTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the three months ended
                                                  September 30,                   For the year ended June 30,
                                            --------------------------            ---------------------------
                                               1996                  1995            1996                1995
                                               ----                  ----            ----                ----
                                              (Unaudited)                          (Unaudited)

REVENUES
     Sales                                  $     1,108         $     6,943       $    61,373      $    31,562

COST OF GOODS SOLD                                   --               4,223            44,271           26,505
                                            -----------         -----------       -----------      -----------

GROSS PROFIT                                      1,108               2,720            17,102            5,057
OPERATING EXPENSES                               10,300               1,184             2,320            1,169
                                            -----------         -----------       -----------      -----------

INCOME (LOSS) FROM
   OPERATIONS                                    (9,192)              1,536            14,782            3,888

OTHER INCOME (EXPENSES)
  Interest income                                   110                  --               513               --
                                              -----------       -----------       -----------      -----------

INCOME (LOSS) BEFORE TAXES                       (9,082)              1,536            15,295            3,888

Income Taxes (Note D)                                --                  --             2,295              488
                                             -----------        -----------       -----------      -----------


NET INCOME (LOSS)                           $    (9,082)        $     1,536       $    13,000      $     3,400
                                            ===========         ===========       ===========      ===========


NET INCOME (LOSS) PER SHARE                 $     (.001)        $    0.0002       $     0.002      $    0.0004
                                            ===========         ===========       ===========      ===========

AVERAGE COMMON SHARES
  OUTSTANDING                                 7,992,050           7,592,050         7,992,050        7,326,046
                                            ===========         ===========       ===========      ===========


                                  HIGHTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY



                                                                     Common Stock
                                          Common Stock                Subscribed
                                    -----------------------      -------------------          Paid in        Retained
                                    Shares           Amount      Shares        Amount         Capital         Deficit        Total
                                    ------           -----       ------        ------         -------        --------        -----

BALANCE, JUNE 30, 1994             7,592,050       $  7,592          --      $     --        $ 1,534,951   $(1,542,889)    $  (346)

Issues 400,000 shares of
  Common stock net of
  $5,500 in subscriptions
    receivable                            --             --     400,000           400              5,100            --       5,500

Net income for year                       --             --          --            --                 --         3,400       3,400
                                   ---------       --------     -------      --------        -----------   -----------     -------

Less subscription receivable              --             --          --            --                 --            --      (5,500)
                                   ---------       --------     -------      --------        -----------   -----------     -------

BALANCE, JUNE 30, 1995             7,592,050          7,592     400,000           400          1,540,051    (1,539,489)      3,054

Net income for year                       --             --          --            --                 --        13,000      13,000

Less subscription receivable              --             --          --            --                 --            --       (5,500)
                                   ---------       --------     -------      --------        -----------   -----------     -------

BALANCE, JUNE 30, 1996             7,592,050       $  7,592     400,000      $    400        $1,540,051    $(1,526,489)    $16,054
                                   =========       ========     =======      ========        ==========    ===========     =======

Net loss (unaudited)                      --             --          --            --                --         (9,082)     (9,082)
                                   ---------       --------     -------      --------        -----------   -----------     -------

BALANCE, JUNE 30, 1996             7,592,050       $  7,592     400,000      $    400        $1,540,051    $(1,535,571)    $ 6,972
                                   =========       ========     =======      ========        ==========    ===========     =======

                                  HIGHTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                     For the months ended
                                                           September 30,                For the year ended June 30,
                                                     --------------------               ---------------------------
                                                    1996             1995               1996               1995
                                                    ----             ----               ----               ----

CASH FLOWS FROM
   OPERATING ACTIVITIES

  Net income (loss)                                 $  (9,082)   $   1,536              $  13,000         $  3,400

  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Change in accounts receivable                    24,945           --                (24,945)              --
      Change in interest receivable                      (110)          --                   (513)              --
      Change in accounts payable                      (11,106)          --                 11,106               --
      Change in income tax payable                       (954)          --                  1,807             (312)
      Change in inventory                                   --          --                 (3,100)              --
                                                   -----------   ---------              ---------        ---------

     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                             3,693        1,536                 (2,645)           3,088
                                                   -----------   ---------              ---------        ---------

NET INCREASE (DECREASE) IN CASH                         3,693        1,536                 (2,645)           3,088

CASH, BEGINNING OF PERIOD                                 897        3,542                  3,542              454
                                                   -----------   ---------              ---------        ---------

CASH, END OF PERIOD                                $    4,590     $  5,078              $     897        $   3,542
                                                   ==========     ========              =========        =========

                                  HIGHTEC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

         BUSINESS ACTIVITY

         The Company, through its wholly owned subsidiary is in the business of manufacturing and selling the Navagator 360 Computer Numerical Control system to be retrofitted to hydraulically indexed machine tools.

         BASIS OF ACCOUNTING

         The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                 HIGHTEC, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Continued)


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

                                  HIGHTEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (CONTINUED)


B.       PROPERTY AND EQUIPMENT

         Property and Equipment consists of:

                                                         September 30,            June 30,
                                                              1996                  1995
                                                         -------------            ---------
                           Furniture                      $  8,681                $  8,681

                           Equipment                        13,163                  13,163
                                                          --------                --------

                                    Total                   21,844                  21,844

                           Less Accumulated
                             Depreciation                   21,844                  21,844
                                                          --------                --------

                           Net Property and
                             Equipment                    $     --               $      --
                                                          ========               =========

C.       SUBSCRIPTION RECEIVABLE

         During March, 1995 the Company issued 400,000 shares of its common stock to Malcom Campbell, president of the Company, in exchange for a subscription receivable in the amount of $ 5,500. The subscription receivable bears interest at 8% and both principal and interest are due and payable March 31, 1997. Accordingly, the subscribed stock is reflected in the accompanying financial statements as a separate component of stockholder's equity, net of any subscriptions receivable.

D.       INCOME TAXES

         The provision for income taxes for the three months ended September 30, 1996 and year ended June 30, 1996 is summarized as follows:


                                                                           Three months              Year ended
                                                                       ended September 30,            June 30,
                                                                              1996                     1996
                                                                       -------------------           ----------

              Current income taxes - federal                                $        --                $ 2,295
              Deferred income taxes                                                  --                     --
                                                                            -----------                --------

              Provision for income taxes                                    $        --                $ 2,295
                                                                            ===========                =======

         The Company has a capital loss carryforward of approximately $ 52,750 which can be used to offset future capital gains.

                                  HIGHTEC, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (CONTINUED)


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

H.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental disclosures of cash flows for the three months ended September 30, 1996 and year ended June 30, 1996 are summarized as follows:


                                                  September 30,       June 30,
                                                     1996               1996
                                                  -------------       --------

                  Cash paid for income taxes         $ 954             $ 488
                                                     =====             =====

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  INTRODUCTION

                  Hightec, Inc. ceased operations in 1973 and, according, had no revenues from operations until it's merger with Navmatic, Corporation and has had limited working capital reserves. The following discussion should be read while keeping in mind that on May 1, 1995, Hightec, Inc. recommenced operations with the reverse acquisition of Navmatic Corporation, a company which produces and sells numerical control systems for use with hydraulic machinery. Since the company has accounted for the acquisition as a recapitalization, the consolidated financial statements include the activity of Navmatic, which is a wholly owned subsidiary of Hightec, Inc. for all periods. Also, one should keep in mind that there was a corresponding change in control on May 1, 1995.

                  LIQUIDITY OF CAPITAL RESOURCES

                  Since inception, the Company has principally relied upon cash flow generated from its operations.

                  The Company presently has sufficient assets and cash for its present level of operations for the foreseeable future.

                  RESULTS OF OPERATIONS

                  The Company showed a loss of $9,192 for the first three months of the fiscal year ended September 30, 1996 as compared to a profit of $1,536 for the same period in 1995. The Company expects to show a profit before the close of the year since the Company has quoted several major systems.

                                     THREE MONTHS ENDED

                                                                 Sept 30, 1996          Sept 30, 1995
                                                                 -------------          --------------

                  Sales                                          $ 1,108    100%         $ 6,943       100%
                  Cost of Goods Sold                                  --     --%           4,223        61%
                                                                 -------    ---          -------       ---
                  GROSS PROFIT                                     1,108    100%           2,720        39%
                  Operating Expenses                              10,300    930%           1,184        17%
                                                                 -------    ---          -------       ---
                  INCOME FROM OPERATIONS                          (9,192)  (830%)          1,536        84%

                  In the first quarter the Company has decreased sales over the same quarter in 1995 of $5,835 (84%) and a decrease in income from operations of $10,728 (698%).

                                  HIGHTEC, INC.

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996


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

                                                     HIGHTEC, INC


Date:   November 12, 1996                            /s/ Malcolm D. Campbell
      -----------------------                        -----------------------
                                                     Malcolm D. Campbell
                                                     President and CFO